Form 10-K
ADVANTA REVOLVING HOME EQUITY LOAN TRUST 1999-A
filed 2000-03-31
CIK 1092573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number 333-377927-01

ADVANTA Revolving Home Equity Loan Trust 1999-A

New York                      88-0360305      23-2723382
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$201,368,357.88

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Revolving Home Equity Loan Trust 1999-A, (the "Trust" or
"Issuer") is a New York common law trust established as of May 1, 1999, pursuant to a Pooling and Servicing Agreement (the "Pooling and
Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc.
as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers
Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $247,500,000.00 principal amount of ADVANTA Revolving Home Equity Loan
Asset Backed Notes, Series 1999-A, Class A (the "Certificates")
 and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On May 1, 1999, the Sponsor sold
$247,500,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was managed by Bear, Stearns & Co. Inc and Lehman Brothers
The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-77927) on Form S-3 declared effective on May 6, 1999.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 2000, there were approximately 8 holders of the Class A-1 Certificates. The number of holders includes individual participants in security position listings. As of December 24, 1999, 7 monthly distributions had been made to the holders of the Certificates.


ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On May 1, 1999, the Issuer issued $247,500,000.00 aggregate principal amount of Class A-1 Certificates having a variable monthly rate, which are collateralized by Mortgage Loans.
The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was managed by Bear Stearns & Co. and Lehman Brothers, has been accounted for as a sale of the Certificates. The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Revolving Home Equity Loan Certificates, Series 1999-A, Class A ("Class A Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series 1999-A, .;(ii) the principal amount of the Class A-1 Certificates and (iii) the percent that the principal amount of Class A-1 Certificates owned represents of the outstanding principal amount of the Class A-1 Certificates. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates
Bankers Trust Company
J. Lasher, c/o BT Services Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                     10.10%

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                    21.62%

Chase Manhattan Bank
Orma Trim Supervisor
4 New York Plaza 13th Floor
New York, NY 10004                                      24.24%

Citibank, N.A.
Marta Hoosain
P O Box 30576
Tampa, FL 33630-3576                                    10.95%

Morgan Stanley & Co. Incorporated
Launa McAfee
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201                                      10.10%

Norwest Bank Minnesota, National Association
John Kemper
733 Marquette Avenue
Minneapolis, MN 55479-0056                              20.00%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of May 1
1999, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1999, and mail such statement to the Certificateholders on or before the last day of March, 2000 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 2000. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 24, 1999, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1999.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 24, 1999.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective May 6, 1999.


(b)    Reports on Form 8-K.
              7 reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K    Statements Filed



              June 25, 1999   Monthly Report for the May 1999 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 1999-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 1999-A.

              July 26, 1999   Monthly Report for the June 1999 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 1999-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 1999-A.

              August 25, 1999 Monthly Report for the July 1999 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 1999-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 1999-A.


              September 27, 19Monthly Report for the August 1999 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 1999-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 1999-A.

              October 25, 1999Monthly Report for the September 1999 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 1999-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 1999-A.

              November 26, 199Monthly Report for the October 1999 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 1999-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 1999-A.

              December 24, 199Monthly Report for the November 1999 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 1999-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 1999-A.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Revolving Home Equity Loan Trust 1999-A
                 Registrant


BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage



March 31, 2000


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1999.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 24,
                              1999.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective May 6, 1999.


                                              EXHIBIT 28.1
March 24, 2000

Bankers Trust Company
Attention:  Mark McNeill
1761 East St. Andrew Place
Santa Ana, CA 92705-4934


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
May 1, 1999, relating to ADVANTA Revolving Home Equity Loan Trust 1999-A, I,
H. John Berens, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage

HJB/lp

cc:     Mr. James L. Shreero
         Mary T. Woehr, Esq.

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1999.  Management is responsible for Advanta
Mortgage Corp. USA's compliance with minimum servicing standards and for maintaining a fidelity bond and errors and omission policy. Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1999 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
January 21, 2000

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 1999, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence.


BY;      /s/ H. John Berens                   BY;      /s/ James L. Shreero
              H. John Berens                                  James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing Officer                          and Chief Financial
                                                              Officer


                                              EXHIBIT 28.4

              ADVANTA Revolving Home Equity Loan Trust 1999-A

                         Statement to Certificateholders

              Original        Prior
              Face            Principal
              Value           Balance         Interest        Principal      Total
NOTES             247,500,000.    218,004,169.        1,096,31      5,834,802        6,931,121.73
CERTS                                                                               -
Totals            247,500,000.    218,004,169.        1,096,31      5,834,802        6,931,121.73

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
NOTES                                             212,169,366.      5.840000%       6.731250%
CERTS                                                                                                -
Totals                                            212,169,366.68

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
A                00757CAD0         880.8249279       4.4295707     23.5749615      28.0045322    857.2499664

Delinquent Loan Information:

                              30-59           60-89           90+
                              Days            Days            Days                           Total
              Principal Balanc        6,366,42        2,333,64      3,063,393.00                 11,763,454.
              % of Pool Balanc         2.7237%         0.9984%        1.3106%                        5.0327%
              Number of Loans              244              89            108                            441
Loans in Bankruptcy
                              30-59           60-89           90+
                              Days            Days            Days                           Total
              Principal Balanc                           107,8         179,895.00                     855,51
              % of Pool Balanc         0.0000%         0.0461%        0.0770%                        0.3660%
              Number of Loans                0               4              8                             29
Loans in Foreclosure
                              30-59           60-89           90+
                              Days            Days            Days                           Total
              Principal Balanc                                           16,241.00                      16,2
              % of Pool Balanc        0.00000%        0.00000%        0.0069%                        0.0069%
              Number of Loans                0               0              1                              1
Loans in REO
                              30-59           60-89           90+
                              Days            Days            Days                           Total
              Principal Balanc                                                      -
              % of Pool Balanc        0.00000%        0.00000%       0.00000%                       0.00000%
              Number of Loans                0               0              0                              0



Note Interest Shortfall

The Amount of Insured Payment Made This Period

Substitution Amounts
Loan Reacquisition Price

Realized Losses for Current Remittance Period                                                         826,95

Servicing Fees Due for Current Period                                                                   99,5

Beginning Pool Balance                                                                          238,925,327.
Ending Pool Balance                                                                             233,738,840.

Number of Loans Reacquired to the Sponsor
Balance of Loans Reacquired to the Sponsor

Overcollateralization Deficit
Overcollateralization Reduction Amount
Current Overcollateralization Amount                                                             21,569,474.
Specified Overcollateralization Amount                                                           26,888,232.

Net Funds Cap Carry-Forward Amount

